Form 10-Q
period 2026-08-31
Sensei Harbor Corp.
filed 2026-10-20
CIK 2112634

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-294589

Sensei Harbor Corp.
(Exact name of registrant as specified in its charter)

Wyoming	33-4138751
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

22 Giorgi Maruashvili Street

Tbilisi, 0101

Georgia

(307) 219-5906

+995557772754

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

____________________________

Registered Agents Inc

30 N Gould St Ste R

Sheridan, WY 82801

(307) 200-2803

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 20, 2026
Common Stock: $0.001	3,500,000

PART I — FINANCIAL INFORMATION

Item 1. Financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements relating to future events and our future financial performance. These statements may be identified by words such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and the negatives of these terms or other comparable terminology. Forward-looking statements are predictions and are subject to known and unknown risks, uncertainties, and other factors, including those described in the section entitled “Risk Factors,” that could cause our actual results, levels of activity, performance, or achievements, or those of our industry, to differ materially from those expressed or implied by these statements.

These forward-looking statements and the assumptions underlying them are made in good faith and reflect our current judgment regarding the direction of our business. However, actual results may differ materially from the estimates, predictions, projections, assumptions, or expectations expressed or implied in these statements. Except as required by applicable law, including the securities laws of the United States, we do not undertake any obligation to update these forward-looking statements to reflect actual results.

SENSEI HARBOR CORP.

BALANCE SHEETS

	August 31, 2026 (unaudited)	May 31, 2026

ASSETS
Current Assets
Cash and Cash Equivalents	$731	$12,026
Prepaid Expenses	951	898
Total Current Assets	1,682	12,924

Intangible Assets, Net	24,750	27,500

TOTAL ASSETS	$26,432	$40,424

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable	$23,000	$35,000
Amounts Due to Related-Party	19,284	9,284
Deferred Revenue	8,219	13,802
Total Current Liabilities	50,503	58,086
Total Liabilities	50,503	58,086

Commitment and contingencies	–	–

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value, 75,000,000 shares authorized, 3,500,000 shares issued and outstanding	3,500	3,500
Accumulated Deficit	(27,571)	(21,162)

Total Stockholders’ Deficit	(24,071)	(17,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,432	$40,424

The accompanying notes are an integral part of these unaudited financial statements.

SENSEI HARBOR CORP.

STATEMENTS OF OPERATIONS

For the three months ended August 31 2026, and 2025 (unaudited)

	For the three months ended August 31, 2026	For the three months ended August 31, 2025

REVENUE:
Sales	$5,583	$133
Total Revenues	5,583	133

Cost of Goods Sold	–	2,000

Gross Profit	5,583	(1,867)

EXPENSES:
Amortization Expenses	2,750	–
General and Administrative Expenses	9,242	15
Total Expenses	11,992	15

Income (Loss) Before Income Taxes	(6,409)	(1,882)

Provision for Income Taxes	–	–

NET INCOME (LOSS)	$(6,409)	$(1,882)

Net income (loss) per common share – basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic	3,500,000	3,500,000

The accompanying notes are an integral part of these unaudited financial statements.

SENSEI HARBOR CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended August 31 2026, and 2025 (unaudited)

				Total
	Common Stock		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balance as of May 31, 2025	3,500,000	$3,500	$(8,284)	$(4,784)

Net loss	–	–	(1,882)	(1,882)

Balance as of August 31, 2025	3,500,000	$3,500	$(10,166)	$(6,666)

Balance as of May 31, 2026	3,500,000	$3,500	$(21,162)	$(17,662)

Net loss	–	–	(6,409)	(6,409)

Balance as of August 31, 2026	3,500,000	$3,500	$(27,571)	$(24,071)

The accompanying notes are an integral part of these unaudited financial statements.

SENSEI HARBOR CORP.

STATEMENTS OF CASH FLOWS

For the three months ended August 31 2026, and 2025 (unaudited)

	For the three months ended August 31, 2026	For the three months ended August 31, 2025

Cash Flows from Operating Activities:
Net Income (Loss)	$(6,409)	$(1,882)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization Expenses	2,750	–
Change in operating assets and liabilities:
Prepaid Expenses	(53)	(2,300)
Accounts Payable	(12,000)	–
Deferred Revenue	(5,583)	4,817
Net cash provided by (used in) operating activities	(21,295)	635

Cash Flows from Financing Activities:
Amounts Due to Related-Parties	10,000	2,000
Net cash provided by financing activities	10,000	2,000

OVERVIEW
Net increase (decrease) in cash and cash equivalents	(11,295)	2,635
Cash and cash equivalents, beginning of the period	12,026	3,500
Cash and cash equivalents, end of the period	$731	$6,135

Non-Cash Investing Activities:
Capitalization of Mobile Application and Website	$–	$33,000

The accompanying notes are an integral part of these unaudited financial statements.

SENSEI HARBOR CORP.

NOTES TO THE FINANCIAL STATEMENTS

For the three months ended August 31 2026, and 2025 (unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Sensei Harbor Corp. was incorporated in March 2025 under the laws of the State of Wyoming. We are an early-stage company currently initiating operations in software development and the online learning industry. Our primary focus is on building a universal, all-in-one platform for efficient corporate training and employee development. Our program will provide a seamless, user-friendly experience for all key users, including employees, managers, and administrators, involved in corporate training and development.

We aim to automate the employee training process, enhance skills and competencies, and increase business productivity and competitiveness. The platform provides a personalized approach to learning, adapting to employees' knowledge levels, roles, and career goals.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended August 31, 2026.

The Company’s year-end is May 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended May 31, 2026.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate the continuation of the Company as a going concern. The Company is an early-stage company with limited revenues. It had an accumulated deficit of $27,571 and a negative working capital of $48,821 as of August 31, 2026. As of May 31, 2026, the Company had an accumulated deficit of $21,162 and a net loss of $12,878 for the year ended May 31, 2026. In addition, the Company had not yet established a stable source of revenues sufficient to cover operating costs and allow it to continue operations over an extended period of time.

Management expects that the Company will continue to require additional capital to fund its operations in the near term. The Company intends to obtain additional financing through equity or debt financings and other potential capital sources. However, there can be no assurance that such financing will be available on acceptable terms, or at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when the services are completed and delivered in accordance with the terms of the contract.

Revenue from service arrangements is recognized over time as services are performed. If services are provided evenly over the contract term, the Company recognizes revenue on a straight-line basis over the service period because that method best depicts the transfer of services to the customer.

For contracts billed in advance, amounts received before revenue is earned are recorded as deferred revenue and recognized as revenue as the related services are provided.

Revenue from one-time services is recognized when the service obligation is completed and the customer receives the benefit of the service.

Segmentation Information

The Company operates as a single operating and reportable segment. The Company's Chief Executive Officer serves as the Chief Operating Decision Maker ("CODM"). CODM evaluates the Company's financial performance, allocates resources, and makes operating decisions based on consolidated financial information. The CODM uses consolidated net income (loss) as the primary measure of segment profit or loss in assessing performance and allocating resources. Because the Company operates as a single reportable segment, substantially all of the Company's assets, revenues, and operating results are evaluated on a consolidated basis.

Revenue Concentration and Geographic Information

The Company's revenues are generated from customers utilizing its online educational and training platform. For the three months ended August 31, 2026 and 2025, revenues were derived from the following countries:

	For the Three Months Ended August 31,
	2026		2025
Country	Revenue	%	Revenue	%
Singapore	$1,750	32%	$–	–%
Bulgaria	1,238	22%	133	100%
United States	2,595	46%	–	–%
Total	$5,583	100%	$133	100%

Substantially all revenues during the three months ended August 31, 2026 were generated from three customers located in Singapore, Bulgaria and United States, respectively.

The following reflects the percentage of total revenues from customers who contributed at least 10% to our total revenues during the three months ended August 31, 2026 and 2025:

	For the Three Months Ended August 31,
	2026		2025
Customer	Revenue	%	Revenue	%
Customer A	$1,750	32%	$–	–%
Customer B	1,238	22%	133	100%
Customer C	2,595	46%	–	–%
Total	$5,583	100%	$133	100%

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (i) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Loss Per Share

The Company reports loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of August 31, 2026.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances the transparency of income tax disclosures. The amendments require expanded information within the rate reconciliation, including both dollar amounts and percentage effects, and require disaggregation of income taxes paid by federal, state, and foreign jurisdictions. The ASU also requires additional detail regarding deferred tax assets and liabilities and valuation allowances. The guidance in ASU 2023-09 is effective for annual reporting periods in fiscal years beginning after December 15, 2024. As such, the Company adopted this ASU and has disclosed the required information in Note 6, Income Taxes.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INTANGIBLE ASSETS

The Company follows the provisions of ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, which requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life.

In November 2025 the Company made non-cash purchase of mobile application and website for $33,000, which is being amortized over a three-year life. On August 15, 2026, the company director made a payment of $10,000 towards the balance on behalf of the company and $23,000 was remaining balance due to the vendor as of August 31, 2026.

	August 31, 2026	May 31, 2026
Mobile Application and Website	$33,000	$33,000
Accumulated Amortization	(8,250)	(5,500)
Total	$24,750	$27,500

The amortization expense of the mobile application and website was $2,750 for the three months ended August 31, 2026.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 30, 2025, the Company issued 3,500,000 shares of common stock to its president, Zaza Bladadze, for cash proceeds of $3,500 at $0.001 per share.

There were 3,500,000 shares of common stock issued and outstanding as of August 31, 2026 and May 31, 2026.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2026, the amount due to the Company’s president was $19,284, which consists of $10,284 of operating expenses and software development costs the president paid on behalf of the Company for the period from March 3, 2025 through August 31, 2026, and $9,000 the services provided by the president to the Company for the year ended May 31, 2026. This loan is unsecured, non-interest bearing and due on demand.

Related party balances as of August 31, 2026 and May 31 2025, were as follows:

	August 31, 2026	May 31, 2026
Zaza Bladadze	$19,284	$9,284
Total	$19,284	$9,284

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On August 1, 2025, the Company entered into a Mobile Application and Website Purchase Agreement. The software is located at https://viducateplatform.com/. The Company became the owner of the Viducate software on November 25, 2025. The seller of the software agreed, under an addendum to the agreement dated December 20, 2025, that the payment would be deferred until October 25, 2026.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2026, through October 20, 2026, the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

DESCRIPTION OF BUSINESS

We are an early-stage software development company operating in the online learning industry. The Company has commenced limited commercial operations and generated revenue from customer contracts; however, the platform currently contains limited features and functionality while additional development, integrations and enhancements continue.

The company’s internet addresses (website URLs) are:

•	https://viducate.pro/ — the official landing website with general company and product information.
•	https://viducateplatform.com/ — the main Viducate platform where customers can access and use the service.

Our primary focus is on building a universal, all-in-one platform for efficient corporate training and employee development.

We aim to automate the employee training process, enhance skills and competencies, and increase business productivity and competitiveness. The platform provides a personalized approach to learning, adapting to employees' knowledge levels, roles, and career goals.

Key Features:

Adaptive Learning:

AI analyzes employee skills, progress, and goals to select appropriate courses and materials.

Difficulty levels and module topics are automatically adjusted.

Employee Dashboard:

Individual learning plans.

Gamification: points, levels, and badges for achievements.

Progress tracking and feedback.

Integration with Corporate Systems:

Integration with HRMS (Human Resource Management Systems).

Connection to Microsoft Teams, Slack, and Zoom for training sessions and webinars.

Training Management for Managers:

Group course creation for teams.

Setting up training for key skills aligned with corporate objectives.

Analytics dashboard: engagement metrics, completed courses, and skill improvement data.

Course Library:

Prebuilt course library (covering soft and hard skills).

Ability to upload custom materials.

Partnerships with educational platforms (Coursera, Udemy, LinkedIn Learning).

Automated Certification:

Employees are automatically awarded certificates upon course completion.

Custom certificates with company branding can be created.

Individual Feedback:

Built-in tools for knowledge assessment (tests, case studies, projects).

Feedback from peers or managers

We have entered into and fulfilled three contracts with the following material terms:

Contract #1 Effective Date: 08/15/2025. Our company grants the Client access to our online educational and training platform. The Client agrees to pay $4,950.

Contract #2 Effective Date: 11/20/2025. Our company grants the Client access to our online educational and training platform. The client agreed to pay $7,000.

Contract #3 Effective Date: 04/20/2026. Our company grants the Client access to our online educational and training platform. The client agreed to pay $10,381.

On August 1, 2025, we entered into a Mobile Application and Website Purchase Agreement with a UK-based company to acquire the Viducate online learning platform, related website assets, Android mobile application, source code and databases.

The aggregate purchase price is $33,000, payable in installments based on development and deployment milestones. The agreement also includes customary representations and warranties, confidentiality obligations, indemnification provisions, and transfer documentation requirements. The Company did not pay the full purchase price of the $33,000 on January 20, 2026. As of May 25,2026, $10,000 has been paid toward the outstanding balance by the Company’s director. Closing is scheduled to occur on or before October 25, 2026.

The Viducate software acquired by the Company on November 25, 2025 consists of an online corporate learning and training management platform designed to help companies manage, organize, and automate employee training processes.

The software includes operational functionality for both administrators/managers and employees. Current operational features include user authentication systems, employee and administrator dashboards, course creation and management tools, employee enrollment and participation tracking, video-based training modules, testing and assessment functionality, AI-based evaluations, reporting and analytics tools, progress tracking systems, and gamification features such as XP points, levels, and achievement badges.

The platform also includes operational database systems, backend infrastructure, APIs, and administrative management tools necessary for operation and development of the platform.

Revenue:

Our revenue strategy may be following:

Subscription-Based Model

Our future clients will pay a recurring fee (monthly or annually) based on the number of active users or employees.

Tiers:

Basic: Access to core features like course libraries and performance tracking.

Pro: Includes advanced analytics, integrations, and AI-driven insights.

Enterprise: Customizable plans for large organizations with added support.

Pay-Per-Use

Companies will pay for the specific features or services they use, such as:

Purchasing individual courses or training modules.

White-Label Solutions

We will offer a customizable version of our program branded specifically for a client’s organization.

Features: Customized design, unique content integration, and exclusive hosting.

Revenue Stream: One-time setup fee + ongoing maintenance and support costs.

Marketplace Commission

Our future platform can act as a marketplace for third-party course creators, charging a commission on every course sold.

Revenue Stream: Percentage (e.g., 20%-30%) of each course sale.

Consulting and Customization

We will offer consulting services to tailor training programs and implement our platform for specific business needs.

Revenue Stream: Hourly or project-based fees for consultation and customization.

Corporate Partnerships

We are going to collaborate with HR firms, educational institutions, or certification bodies to co-brand or co-market our platform.

Revenue Stream: Partnership fees, revenue sharing, or exclusive contracts.

Competition and Marketing

Our future program will operate in the competitive corporate training and development industry, where several established platforms offer comprehensive learning management solutions. Here are five notable competitors:

Docebo

A cloud-based corporate training platform designed for talent development, employee onboarding, compliance training, and sales enablement. Docebo enables AI-powered learning experiences that adapt to each employee, offering the right training and content management at every learning stage.

TalentLMS

We are going to market our platform through various channels and strategies:

Digital Marketing

Website and SEO:

Build a content-rich website optimized for search engines.

Target keywords like "corporate training platform" and "LMS solutions."

Social Media Marketing:

Establish a presence on LinkedIn, Twitter, and YouTube.

Share case studies, testimonials, and educational content.

Email Campaigns:

Send personalized emails targeting HR and L&D professionals.

Include demos, webinars, and success stories.

Content Marketing:

Publish blogs, whitepapers, and eBooks on training and development trends.

Offer downloadable guides to attract leads.

Pay-Per-Click (PPC) Advertising:

Run targeted ads on Google and LinkedIn to capture high-intent searches.

Partnerships and Collaborations

Partner with HR consulting firms, training providers, and industry associations.

Collaborate with thought leaders for webinars and guest content.

Referral and Affiliate Programs

Incentivize existing users and partners to recommend our platform

Offer discounts or rewards for successful referrals.

Lead Generation and Conversion

Free Trial or Freemium Model:

Offer a limited version of our platform to attract potential clients.

Employees; Identification of Certain Significant Employees.

We have no employees other than our sole officer and director, Zaza Bladadze, who currently devotes approximately twenty hours per week to company matters.

Government Regulation

We are subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.

The company upon implementing its business plan expects to be in compliance with U.S. federal laws, including the U.S. Privacy Act of 1974, Health Insurance Portability and Accountability Act of 1996, Children’s Online Privacy Protection Act of 1998 (COPPA), 1999 Gramm-Leach Bliley Act that protects the rights and data of U.S. consumers, patients, minors and others.

We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

DESCRIPTION OF PROPERTY

Offices

Our business office is located at 22 Giorgi Maruashvili street, Tbilisi, 0101 Georgia. This address was provided by sole officer and president, Mr. Zaza Bladadze. Our telephone numbers are (307) 219-5906 and +995557772754.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

RESULTS OF OPERATIONS

For the three months ended August 31, 2026

During the three months ended August 31, 2026 and 2025, the Company recognized $5,583 and $133 of revenue, respectively. The cost of goods sold for the period was $0 and $2,000, respectively.

Total expenses for the three months ended August 31, 2026, were $11,992 consisting of amortization expenses ($2,750) and general and administrative expenses ($9,242). Total expenses for the three months ended August 31, 2025, were $15 consisting of general and administrative expenses. Expenses increased in the current period compared to the prior-year period primarily because the Company was incorporated in March 2025 and therefore had a shorter period of operations in the prior year.

For the three months ended August 31, 2026 and 2025, the company recorded a net loss of $6,409 and $1,882, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2026, the Company’s current assets were $1,682,  comprising $731 of cash and $951 of prepaid expenses, and our liabilities were $50,503, comprising $23,000 of accounts payable, $19,284 owed to Zaza Bladadze, our sole officer and director and $8,219 of deferred revenue.

As of May 31, 2026, the Company’s current assets were $12,924, comprising $12,026 of cash and $898 of prepaid expenses, and our liabilities were $58,086, comprising $35,000 of accounts payable, $9,284 owed to Zaza Bladadze, our sole officer and director and $13,802 of deferred revenue.

Cash Flows from Operating Activities

For the three months ended August 31, 2026 and 2025, net cash flows provided by (used in) operating activities were $(21,295) and $635, respectively.

Cash Flows from Investing Activities

The Company had no cash inflows or outflows from investing activities for the three months ended August 31, 2026 and 2025.

Cash Flows from Financing Activities

For the three months ended August 31, 2026 and 2025, net cash flows provided by financing activities were $10,000 and $2,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the early stages of operations and have generated limited revenue to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No report required.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No report required.

Item 3. Defaults Upon Senior Securities.

No report required.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sensei Harbor Corp.
October 20, 2026
Date	By:	/s/ Zaza Bladadze
Zaza Bladadze
Chief Executive Officer and Director (Principal Executive Officer), Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

